Form 10-K
period 2007-12-31
GSR Mortgage Loan Trust 2007-2F
filed 2008-03-31
CIK 1392129

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-132809-54

      GSR Mortgage Loan Trust 2007-2F
      (exact name of issuing entity as specified in its charter)

      GS Mortgage Securities Corp.
      (exact name of the registrant (depositor) as specified in its charter)

      Goldman Sachs Mortgage Company
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199284
  (State or other jurisdiction of         54-2199285
  incorporation or organization           54-2199286
  of issuing entity)                      54-6740335
                                          (I.R.S. Employer
                                          Identification No.
                                          of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of
  offices of issuing entity)                    issuing entity)


 Telephone number, including area code of issuing entity: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  See Item 15 (a).



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accountant Fees and Services.

               Not applicable.




              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.


Legal Proceedings Regarding JPMorgan Chase & Co.

JPMorgan Chase Bank, National Association, one of the servicers and original loan sellers, is a subsidiary of JPMorgan Chase & Co. ("JPMorgan Chase"). Pursuant to a Form 10-K filed by JPMorgan Chase on February 29, 2008 (Commission File No. 001-05805; CIK No. 0000019617), JPMorgan Chase stated that it and certain of its affiliates and subsidiaries is involved in the following legal proceedings:

Enron litigation. JPMorgan Chase and certain of its officers and directors are involved in a number of lawsuits arising out of its banking relationships with Enron Corp., and its subsidiaries ("Enron"). Several actions and other proceedings against the Firm have been resolved, including adversary proceedings brought by Enron's bankruptcy estate. In addition, as previously reported, the Firm has reached an agreement to settle the lead class action litigation brought on behalf of the purchasers of Enron securities, captioned Newby v. Enron Corp., for $2.2 billion (pretax). Approval of the Newby settlement and the order of final judgment and dismissal as to the JPMorgan Chase defendants is now final. The last step in the settlement process is approval of a plan of allocation of the settlement proceeds to the settlement class, and the court is scheduled to hear plaintiffs' motion to approve such a plan of allocation on February 29, 2008.

The Newby settlement does not resolve Enron-related actions filed separately by plaintiffs who opted out of the class action or by certain plaintiffs who are asserting claims not covered by that action. Some of these other actions have been settled separately. The remaining Enron-related actions include three actions against the Firm by plaintiffs who were lenders or claim to be successors-in-interest to lenders who participated in Enron credit facilities co-syndicated by the Firm; individual and putative class actions by Enron investors, creditors and counterparties; and third-party actions brought by defendants in Enron-related cases, alleging federal and state law claims against JPMorgan Chase and many other defendants. Fact and expert discovery in the actions described in this paragraph is complete. Plaintiffs in the bank lender cases have moved for partial summary judgment, and JPMorgan Chase has moved for summary judgment and/or partial judgment on the pleadings. The three bank lender cases have been transferred to the United States District Court for the Southern District of New York.

In March 2006, two plaintiffs filed complaints in New York Supreme Court against JPMorgan Chase alleging breach of contract, breach of implied duty of good faith and fair dealing and breach of fiduciary duty based upon the Firm's role as Indenture Trustee in connection with two indenture agreements between JPMorgan Chase and Enron. The Firm removed both actions to the United States District Court for the Southern District of New York. The federal court dismissed one of these cases and remanded the other to New York State court. JPMorgan Chase filed a motion to dismiss plaintiffs' amended complaint in State court on May 24, 2007. Plaintiffs withdrew their claims for breach of the implied duty of good faith and fair dealing and tortious interference with contract, and the Court denied the motion to dismiss on the remaining claims. JPMorgan Chase filed its notice of appeal of the court's denial of the motion to dismiss on December 12, 2007.

In a purported, consolidated class action lawsuit by JPMorgan Chase stockholders alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, the United States District Court for the Southern District of New York dismissed the lawsuit in its entirety without prejudice in March 2005. Plaintiffs filed an amended complaint in May 2005. The Firm moved to dismiss the amended complaint, which the court granted with prejudice on March 28, 2007. Plaintiffs appealed the dismissal, which is fully briefed and pending in front of the United States Court of Appeals for the Second Circuit.

A shareholder derivative action was filed against current and former directors of JPMorgan Chase asserting that the Board wrongfully refused plaintiff's demand that it bring suit against current and former directors and senior officers of the company to recover losses allegedly suffered by JPMorgan Chase and its affiliates as a result of various alleged activities, including but not limited to Enron. The complaint asserts derivative claims for breach of fiduciary duty, gross mismanagement, and corporate waste and asserts a violation of Section 14(a) of the Securities Exchange Act of 1934. On October 11, 2006, defendants filed a motion to dismiss the complaint. On February 14, 2007, the court granted defendants' motion to dismiss the complaint without leave to replead. Plaintiffs appealed the dismissal, which is fully briefed and pending in front of the United States Court of Appeals for the Second Circuit.

A putative class action on behalf of JPMorgan Chase employees who participated in the Firm's 401(k) plan alleged claims under the Employee Retirement Income Security Act ("ERISA") for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers. In August 2005, the United States District Court for the Southern District of New York denied plaintiffs' motion for class certification and ordered some of plaintiffs' claims dismissed. In September 2005, the Firm moved for summary judgment seeking dismissal of this ERISA lawsuit in its entirety and, in September 2006, the court granted summary judgment in part, and ordered plaintiffs to show cause as to why the remaining claims should not be dismissed. On December 27, 2006, the court dismissed the case with prejudice. Plaintiffs appealed the dismissal, which is fully briefed and pending in front of the United States Court of Appeals for the Second Circuit.

IPO allocation litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries were named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits allege improprieties in the allocation of securities in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. They also allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings ("IPOs") and alleged market manipulation with respect to aftermarket transactions in the offered securities. The securities lawsuits allege, among other things, misrepresentation and market manipulation of the aftermarket trading for these offerings by tying allocations of shares in IPOs to undisclosed excessive commissions paid to the underwriter defendants, including JPMorgan Securities Inc. ("JPMSI") and to required aftermarket purchase transactions by customers who received allocations of shares in the respective IPOs, as well as allegations of misleading analyst reports. The antitrust lawsuits allege an illegal conspiracy to require customers, in exchange for IPO allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the IPO securities at a price higher than the offering price as a precondition to receiving allocations. The securities cases were all assigned to one judge for coordinated pre-trial proceedings, and the antitrust cases were all assigned to another judge.

On February 13, 2003, the United States District Court for the Southern District of New York ("the District Court") denied the motions of JPMSI and others to dismiss the securities complaints. On October 13, 2004, the District Court granted in part plaintiffs' motion to certify classes in six "focus" cases in the securities litigation. On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed and vacated the District Court's class certification ruling. On January 5, 2007, plaintiffs filed a petition for rehearing and rehearing en banc in the Second Circuit. On April 6, 2007, the Second Circuit panel denied the rehearing petition. On May 18, 2007, the Second Circuit entered an order reaffirming its April 6, 2007 denial of plaintiffs' petition for panel rehearing. On May 30, 2007, the Second Circuit issued its Mandate, whereby the Court ordered that the judgment of the District Court be vacated and remanded for further proceedings in accordance with the Court's December 5, 2006 opinion.

During a May 30, 2007 status conference before the District Court, plaintiffs orally moved for certification of revised classes in the six class certification focus cases. On August 14, 2007, plaintiffs filed Amended Master Allegations and second amended class action complaints in each of the six class certification focus cases. JPMSI is a named defendant in two of the focus cases. On September 27, 2007, plaintiffs filed a written motion and accompanying memorandum of law and expert reports seeking class certification in the six class certification focus cases. Briefing on the class certification motion was completed in February 2008. In addition, on November 14, 2007, underwriter defendants in the six class certification focus cases moved to dismiss the amended complaints in these cases. Briefing on that motion was completed by the end of January 2008. The parties are also engaged in class certification discovery including production of documents and depositions.

On February 15, 2005, the District Court in the securities cases preliminarily approved a proposed settlement of plaintiffs' claims against 298 of the issuer defendants in these cases and a fairness hearing on the proposed settlement was held on April 24, 2006. Pursuant to the proposed issuer settlement, the insurers for the settling issuer defendants, among other things, (1) agreed to guarantee that the plaintiff classes will recover at least $1 billion from the underwriter defendants in the IPO securities and antitrust cases and to pay any shortfall, and (2) conditionally assigned to the plaintiffs any claims related to any "excess compensation" allegedly paid to the underwriters by their customers for allocations of stock in the offerings at issue in the IPO litigation. Following the Second Circuit's December 5, 2006 class certification decision, the issuer defendants raised the question with the District Court as to whether the proposed issuer settlement classes could be certified. By stipulation dated June 22, 2007, and so ordered on June 25, 2007, the proposed settlement of plaintiffs' claims against 298 of the issuer defendants in these cases was terminated.

Joseph P. LaSala, the trustee designated by plaintiffs to act as assignee of such issuer excess compensation claims, filed complaints purporting to allege state law claims on behalf of certain issuers against certain underwriters, including JPMSI (the "LaSala Actions"), together with motions to stay proceedings in each case. Those cases were all dismissed during 2007.

With respect to the IPO antitrust lawsuits, on November 3, 2003, the District Court granted defendants' motion to dismiss the claims relating to the IPO allocation practices in the IPO Allocation Antitrust Litigation. On September 28, 2005, the United States Court of Appeals for the Second Circuit reversed, vacated and remanded the District Court's November 3, 2003, dismissal decision. On June 18, 2007, the United States Supreme Court reversed the Second Circuit's reversal of the District Court's November 3, 2003 dismissal decision, thereby holding that the cases must be dismissed. On August 13, 2007, the United States Court of Appeals for the Second Circuit issued an order on remand of the matter from the United States Supreme Court, vacating its previous decision and affirming the District Court's November 3, 2003 dismissal of the IPO antitrust cases.

Beginning in October 2007, certain JPMorgan Chase entities were named, along with numerous other firms in the securities industry, as defendants in 23 lawsuits filed by plaintiff Vanessa Simmonds in the United States District Court for the Western District of Washington. These suits allege that defendants, underwriters of various initial public offerings ("IPOs"), profited from transactions in the IPO issuers' securities by engaging in such transactions within a period of less than six months following the effective date of the relevant IPO, in violation of Section 16(b) of the Securities Exchange Act of 1934. The suits also allege that defendants engaged in a scheme to share in the profits of their customers' transactions in the issuers' stocks and also engaged in "laddering" and other activities with the objective of inflating the aftermarket price of the issuers' stocks. These suits seek disgorgement of all profits, with interest, from the defendants' alleged "short-swing" transactions. All of these cases have been assigned to a single judge. The parties are in the process of negotiating a schedule concerning the filing of amended complaints and the defendants' time to respond to the amended complaints.

National Century Financial Enterprises litigation. JPMorgan Chase, JPMorgan Chase Bank, N.A., JPMorgan Partners, Beacon Group, LLC and three former Firm employees have been named as defendants in more than a dozen actions filed in or transferred to the United States District Court for the Southern District of Ohio (the "MDL Litigation"). In the majority of these actions, Bank One, Bank One, N.A., and Banc One Capital Markets, Inc., also are named as defendants. JPMorgan Chase Bank, N.A., and Bank One, N.A., were also defendants in an action brought by The Unencumbered Assets Trust ("UAT"), a trust created for the benefit of the creditors of National Century Financial Enterprises, Inc., ("NCFE") as a result of NCFE's Plan of Liquidation in bankruptcy. These actions arose out of the November 2002 bankruptcy of NCFE. Prior to bankruptcy, NCFE provided financing to various healthcare providers through wholly owned special-purpose vehicles, including NPF VI and NPF XII, which purchased discounted accounts receivable to be paid under third-party insurance programs. NPF VI and NPF XII financed the purchases of such receivables primarily through private placements of notes ("Notes") to institutional investors and pledged the receivables for, among other things, the repayment of the Notes. In the MDL Litigation, JPMorgan Chase Bank, N.A., is sued in its role as indenture trustee for NPF VI, which issued approximately $1 billion in Notes. Bank One, N.A., is sued in its role as indenture trustee for NPF XII, which issued approximately $2 billion in Notes. The three former Firm employees are sued in their roles as former members of NCFE's board of directors (the "Defendant Employees"). JPMorgan Chase, JPMorgan Partners and Beacon Group, LLC, are claimed to be vicariously liable for the alleged actions of the Defendant Employees. Banc One Capital Markets, Inc., is sued in its role as co-manager for three note offerings made by NPF XII. Other defendants include the founders and key executives of NCFE, its auditors and outside counsel, and rating agencies and placement agents that were involved with the issuance of the Notes. Plaintiffs in these actions include institutional investors who purchased more than $2.7 billion in original face amount of asset-backed notes issued by NCFE. Plaintiffs allege that the trustees violated fiduciary and contractual duties, improperly permitted NCFE and its affiliates to violate the applicable indentures and violated securities laws by, among other things, failing to disclose the true nature of the NCFE arrangements. Plaintiffs further allege that the Defendant Employees controlled the Board and audit committees of the NCFE entities; were fully aware, or negligent in not knowing, of NCFE's alleged manipulation of its books; and are liable for failing to disclose their purported knowledge of the alleged fraud to the plaintiffs. Plaintiffs also allege that Banc One Capital Markets, Inc., is liable for cooperating in the sale of securities based upon false and misleading statements. Motions to dismiss the complaints were filed on behalf of the Firm and its affiliates. In October 2006, the court in the MDL Litigation issued rulings on some of the motions to dismiss, granting the motions in part and denying the motions in part. The Firm has reached settlements (or a settlement-in-principle) with all plaintiffs in the MDL Litigation which claimed loss based on investment in NCFE Notes. In February 2006, the JPMorgan Chase entities, the Bank One entities, and the Defendant Employees reached a settlement with the holders of $1.6 billion face value of Notes (the "Arizona Noteholders") and reached a separate agreement with the UAT for $50 million; in June 2006, the JPMorgan entities, the Bank One entities, and the Defendant Employees reached a settlement with holders of about $89 million face value of Notes (the "New York Pension Fund Noteholders"); in December 2007, the JPMorgan entities, the Bank One entities, and the Defendant Employees reached a settlement with ING Bank which held approximately $500 million face value of Notes. In February 2008, the JPMorgan entities, the Bank One entities and the Defendant Employees reached a settlement-in-principle with MetLife and with Lloyds TSB which collectively held approximately $249.6 million face value of Notes.

In addition to the lawsuits described above, the SEC has served subpoenas on JPMorgan Chase Bank, N.A., and Bank One, N.A., and has interviewed certain current and former employees. On April 25, 2005, the staff of the Midwest Regional Office of the SEC wrote to advise Bank One, N.A., that it is considering recommending that the SEC bring a civil injunctive action against Bank One, N.A., and a former employee alleging violations of the securities laws in connection with the role of Banc One, N.A., as indenture trustee for the NPF XII note program. On July 8, 2005, the staff of the Midwest Regional Office of the SEC wrote to advise that it is considering recommending that the SEC bring a civil injunctive action against two individuals, both former employees of the Firm's affiliates, alleging violations of certain securities laws in connection with their role as former members of NCFE's board of directors. On July 13, 2005, the staff further advised that it is considering recommending that the SEC also bring a civil injunctive action against the Firm in connection with the alleged activities of the two individuals as alleged agents of the Firm. Lastly, the United States Department of Justice is also investigating the events surrounding the collapse of NCFE, and the Firm is cooperating with that investigation.

In re JPMorgan Chase Cash Balance Litigation. On May 25, 2006, a Consolidated Class Action Complaint was filed in the United States District Court for the Southern District of New York against the JPMorgan Chase Retirement Plan and the predecessor plans of the JPMorgan Chase & Co. predecessor companies (together, the "Plans") and the Firm's Director of Human Resources. Plaintiffs filed a Corrected Consolidated Class Action Complaint on June 23, 2006. Plaintiffs' claims are based upon alleged violations of ERISA arising from the conversion to and use of a cash balance formula under the Plans to calculate participants' pension benefits. Specifically, plaintiffs allege that: (1) the conversion to and use of a cash balance formula under the Plans violated ERISA's proscription against age discrimination (the "age discrimination claim"); (2) the conversion to a cash balance formula violated ERISA's proscriptions against the backloading of pension benefits and created an impermissible forfeiture of accrued benefits (the "backloading and forfeiture claims"); and (3) defendants failed to adequately communicate to Plan participants the conversion to a cash balance formula and in general the nature of the Plan (the "notice claims"). In October 2006, the United States District Court for the Southern District of New York denied the Firm's motion to dismiss the age discrimination and notice claims, but granted the Firm's motion to dismiss the backloading and forfeiture claims.

On May 30, 2007, the United States District Court for the Southern District of New York certified a class in this action. The class includes current participants in the JPMorgan Chase Retirement Plan with claims relating to inadequate notice of plan changes for the current period back to January 1, 2002, and age discrimination claims going back as far as January 1, 1989. The class excludes former participants who have elected to receive a lump sum cash payment of their retirement benefits. The Court reserved the right to revisit class certification pending resolution of a similar case that is now before the United States Court of Appeals for the Second Circuit. On July 31, 2007, the Court denied Plaintiffs' motions for reconsideration and certification of the May 30, 2007 Order. Fact discovery, which was limited to the period January 1, 2002, and thereafter, is now complete, and expert discovery is ongoing.

On August 17, 2007, a separate class action complaint, entitled Bilello v. JPMorgan Chase Retirement Plan, JPMorgan Chase Director of Human Resources, was filed in the United States District Court for the Southern District of New York asserting claims on behalf of a putative class of participants in the JPMorgan Chase Retirement Plan and certain predecessor retirement plans (The Cash Plan for Retirement of Chemical Bank and Certain Affiliates, The Retirement Plan of Chemical Bank and Certain Affiliated Companies, and The Retirement and Family Benefits Plan of the Chase Manhattan Bank, N.A.; collectively the "JPMC Plan"), including notice claims that were excluded from the class in In re JPMorgan Chase Cash Balance Litigation. On November 16, 2007, the Firm filed a motion to dismiss. In lieu of responding to this motion, the plaintiff filed an amended complaint on December 21, 2007, reasserting the claims raised in the initial complaint and adding seven additional claims. Specifically, the plaintiff asserts that: (1) the JPMC Plan is impermissibly backloaded on other grounds;
(2) defendants violated ERISA by failing to comply with a provision of the Internal Revenue Service Code; (3) the calculation of the accrued benefit of certain participants results in an impermissible forfeiture; and (4) defendants failed to provide requested plan-related documents, in violation of ERISA. In accordance with the Court's scheduling order, defendants will file a motion to dismiss the amended complaint by February 25, 2008.

Interchange Litigation. On June 22, 2005, a group of merchants filed a putative class action complaint in the United States District Court for the District of Connecticut. The complaint alleges that VISA, MasterCard, Chase Bank USA, N.A., and JPMorgan Chase, as well as certain other banks, and their respective bank holding companies, conspired to set the price of interchange in violation of
Section 1 of the Sherman Act. The complaint further alleges tying/bundling and exclusive dealing. Since the filing of the Connecticut complaint, other complaints have been filed in different United States District Courts challenging the setting of interchange, as well the associations' respective rules. All cases have been consolidated in the Eastern District of New York for pretrial proceedings. An amended consolidated complaint was filed on April 24, 2006. Defendants filed a motion to dismiss all claims that predate January 1, 2004. On January 8, 2008, the Court granted the motion to dismiss these claims.

Plaintiffs filed a supplemental complaint challenging MasterCard's 2006 initial public offering, alleging that the offering violates the Section 7 of the Clayton Act and that the offering was a fraudulent conveyance. Defendants filed a motion to dismiss both of those claims. That motion is pending. Discovery in the case is ongoing.

GIC Investigation. The New York field office of the Department of Justice's Antitrust Division and the Philadelphia Regional Office of the Securities and Exchange Commission have been conducting parallel investigations of possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. The principal focus of the investigations to date has been the period 2001 to 2005. The Firm is cooperating with the investigations and has produced documents and other information.

JPMorgan Chase stated that in addition to the various cases, proceedings and investigations discussed above, it and its subsidiaries are named as defendants or otherwise involved in a number of other legal actions and governmental proceedings arising in connection with their businesses and that additional actions, investigations or proceedings may be initiated from time to time in the
future.   JPMorgan Chase stated that in view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, it cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. JPMorgan Chase stated that it believes, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material, adverse effect on the consolidated financial condition of JPMorgan Chase. JPMorgan Chase state that in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by it; as a result, the outcome of a particular matter may be material to JPMorgan Chase's operating results for a particular period, depending upon, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase's income for that period.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously disclosed in a 424(b)(5) filed on April 2, 2007 (Commission File No. 333-132809-54).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15 (a).

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).

Avelo Mortgage, L.L.C. assessed its compliance with the Applicable Servicing Criteria for the year ended December 31, 2007 and has identified the following instances of non-compliance with the servicing criterion set forth in Items 1122(d)(2)(vii)(D) and 1122(d)(4)(x)(C) of Regulation AB with respect to the Platform. Specifically, account reconciling items were not resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements, as required by
Item 1122(d)(2)(vii)(D)and Avelo Mortgage, L.L.C. did not return to the obligor funds held in trust for an obligor within 30 calendar days of full repayment of the related pool asset, as required by Item 1122(d)(4)(x)(C).

Avelo Mortgage, L.L.C. acknowledges that for a period in 2007, bank accounts were not reconciled in strict compliance with Reg. AB. To address this issue, Avelo Mortgage, L.L.C. added additional staff to ensure timely reconciliations and compliance with Reg AB. As of the date of the audit, all bank account reconciliations were current. No issues were found or arose from the delay in reconciling the bank accounts.

Avelo Mortgage, L.L.C. also acknowledges that for a period in 2007, escrow funds were not returned to the obligor within 30 calendar days of full repayment in compliance with Reg. AB due to a system issue. A system enhancement erroneously affected the refund check process. Once the issue was identified, the system was corrected.

As of the date of the audit, escrow fund refunds have been returned to the obligor within 30 calendar days and no issues were found or arose from the delay in returning the funds to the account holders.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15 (a).



                               Part IV

  Item 15. Exhibits and Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4.1- 10.15) Exhibits 4.1-10.15 were filed as part of the Registrant's Current Report on Form 8-K filed on April 13, 2007 (Commission File No.:
  333-132809-54) and are incorporated by reference herein.

  (4.1) Master Servicing and Trust Agreement, dated as of March 1, 2007, among GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A., as securities administrator and master servicer, Deutsche Bank National Trust Company, as custodian, and U.S. Bank National Association, as trustee and as a custodian.

  (4.2) Standard Terms to Master Servicing and Trust Agreement (March 2007 Edition).

  (4.3) Trust Agreement for Exchangeable Certificates, dated as of March 1, 2007, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee, and Wells Fargo Bank, N.A., as master servicer and securities administrator.

  (4.4) Form of Publicly Offered Certificates.

  (10.1) Flow Servicing Agreement dated as of January 1, 2006 between Goldman Sachs Mortgage Company and Avelo Mortgage, LLC

  (10.2) Mortgage Loan Purchase, Warranties and Servicing Agreement, dated as of January 1, 2005, between Bank of America, National Association and Chase Home Finance, LLC, as amended by that certain Amendment Reg AB, dated January 1, 2006, among Bank of America, JPMorgan Chase Bank, N.A. and Chase Home Finance, LLC

  (10.3) Amended and Restated Master Seller's Warranties and Servicing Agreement, dated as of December 1, 2005, between Bank of America, National Association and Wells Fargo Bank, N.A.

  (10.4) Second Amended and Restated Master Mortgage Loan Purchase Agreement, dated as of May 1, 2006, between Bank of America, National Association and Wells Fargo Bank, N.A.

  (10.5) Mortgage Loan Purchase Agreement, dated as of July 1, 2006, between Bank of America, National Association and DLJ Mortgage Capital, Inc.

  (10.6) Second Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005, between Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

  (10.7) Assignment, Assumption and Recognition Agreement dated as of March 1, 2007, by and among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Avelo Mortgage, LLC, as servicer.

  (10.8) Assignment, Assumption and Recognition Agreement dated as of March 1, 2007, by and among GS Mortgage Securities Corp. and U.S. Bank National Association, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

  (10.9) Assignment, Assumption and Recognition Agreement dated as of March 1, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and JPMorgan Chase Bank, N.A., as servicer.

  (10.10) Assignment, Assumption and Recognition Agreement dated as of March 1,
   2007, among the Trustee, GS Mortgage Securities Corp. and JPMorgan Chase Bank, N.A., as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

  (10.11) Assignment, Assumption and Recognition Agreement dated as of March 1,
   2007, by and among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Wells Fargo Bank, N.A., as servicer.

  (10.12) Assignment, Assumption and Recognition Agreement dated as of March 1,
   2007, among GS Mortgage Securities Corp., the Trustee and Wells Fargo Bank, N.A., as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

  (10.13) Assignment, Assumption, and Recognition Agreement, dated as of February 26, 2007, among Bank of America, National Association, DLJ Mortgage Capital Inc., Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

  (10.14) Assignment, Assumption, and Recognition Agreement, dated as of February 26, 2007, among Bank of America, National Association, Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

  (10.15) Assignment, Assumption, and Recognition Agreement, dated as of February 26, 2007, among Bank of America, National Association, Chase Home Finance, LLC, JPMorgan Chase Bank, N.A. and Goldman Sachs Mortgage Company.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    33.2 Avelo Mortgage, L.L.C. as Servicer
    33.3 Chase Home Finance LLC as Sub-Servicer for JPMorgan Chase Bank, N.A.
    33.4 Deutsche Bank National Trust Company as Custodian
    33.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    33.6 JPMorgan Chase Bank, N.A. as Named Servicer
    33.7 U.S. Bank National Association as Custodian
    33.8 Wells Fargo Bank, N.A. as Servicer
    33.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    34.2 Avelo Mortgage, L.L.C. as Servicer
    34.3 Chase Home Finance LLC as Sub-Servicer for JPMorgan Chase Bank, N.A.
    34.4 Deutsche Bank National Trust Company as Custodian
    34.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    34.6 JPMorgan Chase Bank, N.A. as Named Servicer
    34.7 U.S. Bank National Association as Custodian
    34.8 Wells Fargo Bank, N.A. as Servicer
    34.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 Chase Home Finance LLC as Sub-Servicer for JPMorgan Chase Bank, N.A.
    35.3 JPMorgan Chase Bank, N.A. as Named Servicer
    35.4 Wells Fargo Bank, N.A. as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   GS Mortgage Securities Corp.
   (Depositor)


   /s/ Michelle Gill
   Michelle Gill, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1- 10.15) Exhibits 4.1-10.15 were filed as part of the Registrant's Current Report on Form 8-K filed on April 13, 2007 (Commission File No.:
   333-132809-54) and are incorporated by reference herein.

   (4.1) Master Servicing and Trust Agreement, dated as of March 1, 2007, among GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A., as securities administrator and master servicer, Deutsche Bank National Trust Company, as custodian, and U.S. Bank National Association, as trustee and as a custodian.

   (4.2) Standard Terms to Master Servicing and Trust Agreement (March 2007 Edition).

   (4.3) Trust Agreement for Exchangeable Certificates, dated as of March 1, 2007, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee, and Wells Fargo Bank, N.A., as master servicer and securities administrator.

   (4.4) Form of Publicly Offered Certificates.

   (10.1) Flow Servicing Agreement dated as of January 1, 2006 between Goldman Sachs Mortgage Company and Avelo Mortgage, LLC

   (10.2) Mortgage Loan Purchase, Warranties and Servicing Agreement, dated as of January 1, 2005, between Bank of America, National Association and Chase Home Finance, LLC, as amended by that certain Amendment Reg AB, dated January 1, 2006, among Bank of America, JPMorgan Chase Bank, N.A. and Chase Home Finance, LLC

   (10.3) Amended and Restated Master Seller's Warranties and Servicing Agreement, dated as of December 1, 2005, between Bank of America, National Association and Wells Fargo Bank, N.A.

   (10.4) Second Amended and Restated Master Mortgage Loan Purchase Agreement, dated as of May 1, 2006, between Bank of America, National Association and Wells Fargo Bank, N.A.

   (10.5) Mortgage Loan Purchase Agreement, dated as of July 1, 2006, between Bank of America, National Association and DLJ Mortgage Capital, Inc.

   (10.6) Second Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005, between Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

   (10.7) Assignment, Assumption and Recognition Agreement dated as of March 1,
    2007, by and among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Avelo Mortgage, LLC, as servicer.

   (10.8) Assignment, Assumption and Recognition Agreement dated as of March 1,
    2007, by and among GS Mortgage Securities Corp. and U.S. Bank National Association, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

   (10.9) Assignment, Assumption and Recognition Agreement dated as of March 1,
    2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and JPMorgan Chase Bank, N.A., as servicer.

   (10.10) Assignment, Assumption and Recognition Agreement dated as of March 1, 2007, among the Trustee, GS Mortgage Securities Corp. and JPMorgan Chase Bank, N.A., as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

   (10.11) Assignment, Assumption and Recognition Agreement dated as of March 1, 2007, by and among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Wells Fargo Bank, N.A., as servicer.

   (10.12) Assignment, Assumption and Recognition Agreement dated as of March 1, 2007, among GS Mortgage Securities Corp., the Trustee and Wells Fargo Bank, N.A., as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

   (10.13) Assignment, Assumption, and Recognition Agreement, dated as of February 26, 2007, among Bank of America, National Association, DLJ Mortgage Capital Inc., Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

   (10.14) Assignment, Assumption, and Recognition Agreement, dated as of February 26, 2007, among Bank of America, National Association, Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

   (10.15) Assignment, Assumption, and Recognition Agreement, dated as of February 26, 2007, among Bank of America, National Association, Chase Home Finance, LLC, JPMorgan Chase Bank, N.A. and Goldman Sachs Mortgage Company.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    33.2 Avelo Mortgage, L.L.C. as Servicer
    33.3 Chase Home Finance LLC as Sub-Servicer for JPMorgan Chase Bank, N.A.
    33.4 Deutsche Bank National Trust Company as Custodian
    33.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    33.6 JPMorgan Chase Bank, N.A. as Named Servicer
    33.7 U.S. Bank National Association as Custodian
    33.8 Wells Fargo Bank, N.A. as Servicer
    33.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    34.2 Avelo Mortgage, L.L.C. as Servicer
    34.3 Chase Home Finance LLC as Sub-Servicer for JPMorgan Chase Bank, N.A.
    34.4 Deutsche Bank National Trust Company as Custodian
    34.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    34.6 JPMorgan Chase Bank, N.A. as Named Servicer
    34.7 U.S. Bank National Association as Custodian
    34.8 Wells Fargo Bank, N.A. as Servicer
    34.9 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 Chase Home Finance LLC as Sub-Servicer for JPMorgan Chase Bank, N.A.
    35.3 JPMorgan Chase Bank, N.A. as Named Servicer
    35.4 Wells Fargo Bank, N.A. as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
